Form 10-K
period 1995-12-31
RCL TRUST 1995-1
filed 1996-03-27
CIK 939028

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1995

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                              -----------------
------------------
Commission file number 33-57827



                    FORD CREDIT AUTO LEASE TRUST 1995-1
                      RCL TRUST 1995-1 (- Originator)
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  38-6648374

Address of principal executive offices:  c/o The Chase Manhattan Bank (USA)
                                         80l Delaware Avenue
                                         Wilmington, Delaware 19801

Registrant's telephone number, including area code: (302)575-5000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------
<Page 2>
                                 PART I.
ITEM 1.  BUSINESS

     Ford Credit Auto Lease Trust 1995-1 ("Issuer") was established pursuant to a Lease Trust Agreement dated May 24, 1995 between The Chase Manhattan Bank (USA) (the "RCL Trustee") in its capacity as Trustee of the RCL Trust 1995-1 (the "Transferor") and PNC Bank, Delaware (the "Lease Trustee") in its capacity as trustee of the Issuer. Pursuant to an Indenture dated May 24, 1995 between the Lease Trustee, on behalf of the Issuer, and Chemical Bank, as Indenture Trustee, Ford Credit Auto Lease Trust 1995-1 issued notes secured by interests in certain retail automotive leases and leased vehicles, including 6.00% Class A-1 Asset Backed Notes (the "Class A-1 Notes"), 6.35% Class A-2 Asset Backed Notes (the Class A-2 Notes" and, together with the Class A-1 Notes, the "Notes") and 6.60% Asset Backed Lease Trust Certificates (the Lease Trust Certificates").

ITEM 2.  PROPERTIES

     Dealers located in California, New York and Pennsylvania have originated certain retail lease contracts for automobiles and light-duty trucks on or after December 1, 1994 and have assigned such lease contracts and the related vehicles to the Ford Credit Titling Trust ("FCTT"), a trust established by Ford Motor Credit Company ("Ford Credit") and Ford Credit Leasing Company ("Ford Credit Leasing"), a special purpose wholly-owned subsidiary of Ford Credit. Ford Credit and Ford Credit Leasing are the initial beneficiaries of FCTT and have caused to be selected in accordance with certain eligibility criteria, Series 1995-1 Leases and Leased Vehicles held by FCTT to be designated as Series 1995-1 Assets. The Series 1995-1 Certificates, representing the beneficial interest in the Series 1995-1 Assets, were issued to Ford Credit and Ford Credit Leasing and were subsequently contributed to the Transferor and then were transferred to the Issuer. The Issuer issued the Notes pursuant to the Indenture and pledged the Series 1995-1 Certificates to the Indenture Trustee as security for the Notes.

     Pursuant to the Program Operating Lease the Issuer leased the Series 1995-1 Certificates, subject to the lien securing the Notes, back to the Transferor in exchange for the obligation of the Transferor to make certain payments during the period that each underlying Series 1995-1 Leased Vehicle is subject to the Program Operating Lease.

     The Series 1995-1 Leases consist of a pool of retail closed-end lease contracts originated by Dealers and assigned to FCTT. The Obligor under each Series 1995-1 Lease is obligated to make a fixed total monthly payment (a "Total Monthly Payment") to the Administrative Agent, acting on behalf of FCTT and the holders of the Series 1995-1 Certificates, equal to the sum of
(i) the Monthly Payment, (ii) the Use and Lease Tax Amount (payable to tax authorities) and (iii) the Vehicle Insurance and Maintenance Amount (payable to Dealers). Only the Monthly Payment portion of each Total Monthly Payment is available to holders of the Series 1995-1 Certificates.

<Page 3>

     The Monthly Payments remitted by Obligors will be used to make Program Operating Lease Payments to the Issuer and are included in the Total Available Funds used to pay interest on and principal of the Notes and Lease Trust Certificates. The Series 1995-1 Leases consist of 37,719 individual Leases. The aggregate Balance Subject to Lease Charges of the Series 1995-1 Leases as of their respective dates of origination was $744,044,713.69. As of the Series 1995-1 Cut-Off Date, the Pool Balance was $717,568,566.51 (the "Initial Pool Balance") and the aggregate Residual Values of the Series 1995-1 Leased Vehicles were $537,987,931.43. The Series 1995-1 Leases and Series 1995-1 Leased Vehicles were selected by the Administrative Agent at the direction of Ford Credit and Ford Credit Leasing from FCTT's portfolio of Leases and Leased Vehicles, based upon certain eligibility criteria.

     The Series 1995-1 Certificates will represent in the aggregate a 100% beneficial interest in the Series 1995-1 Assets and entitle the holders thereof to all proceeds of and payments in connection with the Series 1995-1 Assets. The Indenture Trustee as assignee of the Issuer will have a perfected security interest in the underlying Series 1995-1 Leases but will not have a security interest in the underlying Series 1995-1 Leased Vehicles.

     Pursuant to the Indenture and prior to entering into the Program Operating Lease, the Issuer pledged its interest in the Lease Trust Estate to secure its obligated to pay interest on and principal of the Notes. The "Lease Trust Estate" consists of (i) the rights of the Issuer under the Series 1995-1 Certificates, (ii) the rights under the Program Operating Lease, (iii) the rights of the Issuer to funds on deposit from time to time in the Collection Account, the Payahead Account and the Payment Account (including investment income on amounts on deposit in the Collection Account) and proceeds thereof, (iv) the rights of the Transferor under the Asset Contribution Agreement, (v) the rights as beneficiary of a Limited RV Guaranty provided by Ford Credit, (vi) the rights as holder of the Series 1995-1 Certificates under the Administrative Agency Agreement and the Series 1995-1 Supplement which provide for servicing of the leases by Ford Credit,
(vii) the interest of the Issuer in the Reserve Account and the right to make withdrawals therefrom and (viii) all proceeds of the foregoing.

ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

<Page 4>

                                  ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

There were 14 holders of Class A-1 Notes and 53 holders of Class A-2 Notes as of January 11, 1996. There is no established public trading market for the Certificates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                 PART III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
                                       (3) Amount and
                                           nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership    (4) Percent
    of Class       owner*                  (in thousands)    of Class
----------------------------------------------------------------------

6.00% Asset       Bank of New York          $ 45,000            39.8%
Backed            925 Patterson Plank Rd.
Notes,            Secaucus, NJ  07094
Class A-1

6.00% Asset       Bankers Trust Company     $ 12,000            10.6%
Backed            Corporate Securities
Notes,              Services
Class A-1         16 Wall Street-Level D
                  New York, NY  10005

6.00% Asset       Boston Safe Deposit &     $ 10,480             9.3%
Backed              & Trust Co.
Notes,            c/o ADP Proxy Services
Class A-1         51 Mercedes Way
                  Edgewood, NY  11717

6.00% Asset       Northern Trust Co.-Trust  $  5,500             8.9%
Backed            Corporate Securities Division
Notes,            16 Wall Street, Level D
Class A-1         New York, NY 10005

<Page 5>


6.00% Asset       SSB-Custodian              $ 14,400           12.7%
Backed            c/o ADP Proxy Services
Notes,            51 Mercedes Way
Class A-1         Edgewood, NY  11717

6.35% Asset       Bank of New York           $ 40,250           39.8%
Backed            925 Patterson Plank Rd
Notes,            Secaucus, NJ  07094
Class A-2

6.35% Asset       Boston Safe Deposit &      $ 31,915            6.4%
Backed              & Trust Co.
Notes,            c/o ADP Proxy Services
Class A-2         51 Mercedes Way
                  Edgewood, NY  11717

6.35% Asset       Bankers Trust Co./         $ 56,000           11.2%
Backed              Investment A/C
Notes,            16 Wall Street
Class A-2         5th Floor
                  New York, NY  10005

6.35% Asset       Chase Manhattan Bank,      $ 38,975            7.8%
Backed              N.A.(The)
Notes,            1 Chase Manhattan Plaza
Class A-2         3B-Proxy Dept.
                  New York, NY  10081

6.35% Asset       Citibank, N.A.             $ 31,560            6.3%
Backed            111 Wall Street
Notes,            20th Floor, Zone 9
Class A-2         New York, NY  10043

6.35% Asset       Fifth Third Bank/State     $ 50,000           10.0%
Backed              Teachers Retirement of
Notes,            Ohio, Investment Research
Class A-2         275 E. Broad Street
                  Columbus, OH  43215

6.35% Asset       Northern Trust Co.-Trust   $ 95,360            19.0%
Backed            c/o ADP Proxy Services
Notes,            51 Mercedes Way
Class A-2         Edgewood, NY  11717


*As of January 11, 1996

<Page 6>
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

   (a)3.  Exhibits

Designation      Description                 Method of Filing
-----------      -----------                 ----------------

Exhibit 3.1      Form of Amended and Re-     Filed as Exhibit 3.1 to Ford
                 stated Trust Agreement      Credit Auto Lease Trust 1995-1's
                 of RCL Trust 1995-1,        Registration Statement on
                 among Ford Credit, Ford     Ford S-1 (No. 33-57827)
                 Credit Leasing and          and incorporated herein
                 the RCL Trustee.            by reference.


Exhibit 3.2      Restated Certificate of     Filed as Exhibit 3.2 to Ford
                 Incorporation of Ford       Credit Auto Lease Trust 1995-1's
                 Motor Credit Company        Registration Statement on
                                             Form S-1 (No. 33-57827)
                                             and incorporated herein
                                             by reference.

Exhibit 3.3      By-Laws of Ford Motor       Filed as Exhibit 3.3 to Ford
                 Credit Company.             Credit Auto Lease Trust 1995-1's
                                             Registration Statement on
                                             Form S-1 (No. 33-57827) and
                                             incorporated herein by
                                             reference.

Exhibit 3.4     Certificate of Incorporation Filed as Exhibit 3.4 to Ford
                of Ford Credit Leasing       Credit Auto Lease Trust 1995-1's
                Company, Inc.                Registration Statement on
                                             Form S-1 (No. 33-57827) and
                                             incorporated herein by
                                             reference.

Exhibit 3.5     By-Laws of Ford Credit       Filed as Exhibit 3.5 to Ford
                Leasing Company, Inc.        Credit Auto Lease Trust 1995-1's
                                             Registration Statement on
                                             Form S-1 (No. 33-57827) and
                                             incorporated herein by
                                             reference.

<Page 7>
Exhibit 4.1     Trust Agreement of the       Filed as Exhibit 4.1 to Ford
                Issuer dated as of May 24,   Credit Auto Lease Trust 1995-1's
                1995, between RCL Trust and  Current Report on Form 8-K
                and the Lease Trustee.       dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.2     Trust Indenture dated as     Filed as Exhibit 4.2 to Ford
                of May 24, 1995, between     Credit Auto Lease Trust 1995-1's
                the Issuer and the           Current Report on Form 8-K
                Indenture Trustee.           dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.3     Class A-1 Note (included     Filed as Exhibit 4.3 to Ford
                as part of Exhibit 4.2).     Credit Auto Lease Trust 1995-1's
                                             Current Report on Form 8-K
                                             dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.4     Class A-2 Note (included     Filed as Exhibt 4.4 to Ford
                as part of Exhibit 4.2).     Credit Auto Lease Trust 1995-1's
                                             Current Report on Form 8-K
                                             dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.5     Limited RV Guaranty of       Filed as Exhibit 4.5 to Ford
                of Ford Credit dated as of   Credit Auto Lease Trust 1995-1's
                May 24, 1995.                Current Report on Form 8-K
                                             dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.6     Amended and Restated Trust   Filed as Exhibit 4.6 to Ford
                Agreement of FCTT dated as   Credit Auto Lease Trust 1995-1's
                of January 31, 1994, among   Current Report on Form 8-K
                Ford Motor Credit Company,   dated May 24, 1995 and
                Ford Credit Leasing Company, incorporated herein by
                Inc. and Comerica Bank.      reference.

Exhibit 4.7     Administrative Agency        Filed as Exhibit 4.7 to Ford
                Agreement dated as of        Credit Auto Lease Trust 1995-1's
                January 31, 1994, among      Current Report on Form 8-K
                Comerica Bank, Ford Motor    dated May 24, 1995 and
                Credit Company and Ford      incorporated herein by
                Credit Leasing Company, Inc. reference.

<Page 8>
Exhibit 4.8     Series 1995-1 Supplement     Filed as Exhibit 4.8 to Ford
                dated as of May 24, 1995,    Credit Auto Lease Trust 1995-1's
                to Administrative Agency     Current Report on Form 8-K
                Agreement, among Comerica    dated May 24, 1995 and
                Bank, Ford Motor Credit      incorporated herein by
                Company and Ford Credit      reference.
                Leasing Company, Inc.

Exhibit 4.9     Amended and Restated Trust   Filed as Exhibit 4.9 to Ford
                Agreement of RCL Trust       Credit Auto Lease Trust 1995-1's
                dated as of May 16, 1995,    Current Report on Form 8-K
                among Ford Motor Credit      dated May 24, 1995 and
                Company, Ford Credit         incorporated herein by
                Leasing Company, Inc. and    reference.
                RCL Trustee.

Exhibit 4.10    Asset Contribution Agree-    Filed as Exhibit 4.10 to Ford
                ment dated as of May 24,     Credit Auto Lease Trust 1995-1's
                1995 among Ford Motor        Current Report on Form 8-K
                Credit Company, Ford Credit  dated May 24, 1995 and
                Leasing Company, Inc. and    incorporated herein by
                RCL Trust.                   reference.

Exhibit 4.11    Transfer Agreement dated     Filed as Exhibit 4.11 to Ford
                as of May 24, 1995, between  Credit Auto Lease Trust 1995-1's
                RCL Trust and the Issuer.    Current Report on Form 8-K
                                             dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.12    Program Operating Lease      Filed as Exhibit 4.12 to Ford
                dated as of May 24, 1995,    Credit Auto Lease Trust1995-1's
                between RCL Trust and the    Current Report on Form 8-K
                Issuer.                      dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 4.13    Appendix A and Appendix I -  Filed as Exhibit 4.13 to Ford
                Definitions.                 Credit Auto Lease Trust 1995-1's
                                             Current Report on Form 8-K
                                             dated May 24, 1995 and
                                             incorporated herein by
                                             reference.

Exhibit 19.1    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended July 31, 1995.         1995-1 Current Report on
                                             Form 8-K dated August 17,
                                             1995 and incorporated herein
                                             by reference.

<Page 9>
Exhibit 19.2    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended August 31, 1995.       1995-1 Current Report on
                                             Form 8-K dated September 15,
                                             1995 and incorporated herein
                                             by reference.

Exhibit 19.3    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended September 30, 1995.    1995-1 Current Report on
                                             Form 8-K dated October 16,
                                             1995 and incorporated herein
                                             by reference.

Exhibit 19.4    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended October 31, 1995.      1995-1 Current Report on
                                             Form 8-K dated November 14,
                                             1995 and incorporated herein
                                             by reference.

Exhibit 19.5    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended November 30, 1995.     1995-1 Current Report on
                                             Form 8-K dated December 12,
                                             1995 and incorporated herein
                                             by reference.

Exhibit 19.6    Distribution Date Statement  Filed as Exhibit 19 to
                for Collection Period        Ford Credit Auto Lease Trust
                ended December 31, 1995.     1995-1 Current Report on
                                             Form 8-K dated January 12,
                                             1996 and incorporated herein
                                             by reference.

Exhibit 99       Selected Information        Filed with this report.
                 Relating to the Receivables.

<Page 10>
  (b) REPORTS ON FORM 8-K

Ford Credit Auto Lease Trust 1995-1 filed the following Reports on
Form 8-K.

Date of Report                               Item
--------------                               ----
August 17, 1995                      Item 5 - Other Events
September 15, 1995                   Item 5 - Other Events
October 16, 1995                     Item 5 - Other Events
November 14, 1995                    Item 5 - Other Events
December 12, 1995                    Item 5 - Other Events
January 12, 1996                     Item 5 - Other Events


                             SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1996        FORD CREDIT AUTO LEASE TRUST 1995-1
                                  (RCL TRUST 1995-1 - ORIGINATOR)

                               By:  FORD MOTOR CREDIT COMPANY
                                    Depositor and Beneficiary
                                    of the Registrant


                                      By:/s/H. D. Smith
                                         -------------------
                                         H. D. Smith
                                         Secretary
                                         of Ford Motor Credit Company

                               By:  FORD CREDIT LEASING COMPANY, INC.
                                    Depositor and Beneficiary
                                    of the Registrant

                                       By:/s/R. P. Conrad
                                          --------------------
                                          R. P. Conrad
                                          Secretary of Ford Credit
                                          Leasing Company, Inc.
<Page 11>
                          EXHIBIT INDEX

Exhibit
Number           Description of Exhibit                Page
-----------      ----------------------                ----

Exhibit 3.1      Form of Amended and Re-                 *
                 stated Trust Agreement
                 of RCL Trust 1995-1,
                 among Ford Credit, Ford
                 Credit Leasing Company,
                 and the RCL Trustee.

Exhibit 3.2      Restated Certificate of                 *
                 Incorporation of Ford
                 Motor Credit Company.

Exhibit 3.3      By-Laws of Ford Motor                   *
                 Credit Company.

Exhibit 3.4     Certificate of Incorporation             *
                of Ford Credit Leasing
                Company, Inc.

Exhibit 3.5     By-Laws of Ford Credit                   *
                Leasing Company, Inc.

Exhibit 4.1     Trust Agreement of the                   *
                Issuer dated as of May 24,
                1995, between RCL Trust and
                and the Lease Trustee.

Exhibit 4.2     Trust Indenture dated as                 *
                of May 24, 1995, between
                the Issuer and the
                Indenture Trustee.

Exhibit 4.3     Class A-1 Note (included                 *
                as part of Exhibit 4.2).

Exhibit 4.4     Class A-2 Note (included                 *
                as part of Exhibit 4.2).

<Page 12>
Exhibit 4.5     Limited RV Guaranty of                   *
                of Ford Credit dated as of
                May 24, 1995.

Exhibit 4.6     Amended and Restated Trust               *
                Agreement of FCTT dated as
                of January 31, 1994, among
                Ford Motor Credit Company,
                Ford Credit Leasing Company,
                Inc. and Comerica Bank.

Exhibit 4.7     Administrative Agency                    *
                Agreement dated as of
                January 31, 1994, among
                Comerica Bank, Ford Motor
                Credit Company and Ford
                Credit Leasing Company, Inc.

Exhibit 4.8     Series 1995-1 Supplement                 *
                dated as of May 24, 1995,
                to Administrative Agency
                Agreement, among Comerica
                Bank, Ford Motor Credit
                Company and Ford Credit
                Leasing Company, Inc.

Exhibit 4.9     Amended and Restated Trust               *
                Agreement of RCL Trust
                dated as of May 16, 1995,
                among Ford Motor Credit
                Company, Ford Credit
                Leasing Company, Inc. and
                RCL Trustee.

Exhibit 4.10    Asset Contribution Agree-                *
                ment dated as of May 24,
                1995 among Ford Motor
                Credit Company, Ford Credit
                Leasing Company, Inc. and
                RCL Trust.

Exhibit 4.11    Transfer Agreement dated                 *
                as of May 24, 1995, between
                RCL Trust and the Issuer.

Exhibit 4.12    Program Operating Lease                  *
                dated as of May 24, 1995,
                between RCL Trust and the
                Issuer.

<Page 13>
Exhibit 4.13    Appendix A and Appendix I -              *
                Definitions.

Exhibit 19.1    Distribution Date Statement              *
                for Collection Period
                ended July 31, 1995.

Exhibit 19.2    Distribution Date Statement              *
                for Collection Period
                ended August 31, 1995.

Exhibit 19.3    Distribution Date Statement              *
                for Collection Period
                ended September 30, 1995.

Exhibit 19.4    Distribution Date Statement              *
                for Collection Period
                ended October 31, 1995.

Exhibit 19.5    Distribution Date Statement              *
                for Collection Period
                ended November 30, 1995.

Exhibit 19.6    Distribution Date Statement              *
                for Collection Period
                ended December 31, 1995.

Exhibit 99       Selected Information                   Filed with
                 Relating to the Receivables.           this report.





----------------
*Previously Filed